Form 10-K
period 1998-12-31
CRDT SUISS FRST BOST MOR SC CRP CM MT PS TH CERT SER 1998-C2
filed 1999-03-31
CIK 1073427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-51771-01

              Credit Suisse First Boston Mortgage Securities Corp.
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

Eleven Madison Avenue
New York, New York                                           10010
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 325-2000


                       Credit Suisse First Boston Mortgage
         Securities Corp. Commercial Mortgage Pass-Through Certificates,
               Series 1998-C2, Class A-1, A-2, A-X, B, C, D and E
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES,
SERIES 1998-C2
-------------------------------------------------------

PART I

Item 1. Business

        Omitted

Item 2. Properties

        Omitted

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or Credit Suisse First Boston Mortgage Securities Corp., with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.



PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 1998, the number of holders of each Class of Offered Certificates was 51.

Item 6.  Selected Financial Data

         Omitted

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted

Item 8.  Financial Statements and Supplementary Data

         Omitted

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted

Item 11. Executive Compensation

         Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

         Omitted.

    (3)  Exhibits:

      Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
           filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed by the Registrant during the last quarter of 1998.

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date:  March 31, 1999         By:  /s/ Nina Velastegui
                                    -----------------------------
                                    Nina Velastegui
                                    Trust Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sendig an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee




EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report To be supplied upon receipt by the Trustee