Form 10-K/A
period 1998-12-31
CRDT SUISS FRST BOST MOR SC CRP CM MT PS TH CERT SER 1998-C2
filed 1999-05-05
CIK 1073427

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES,
SERIES 1998-C2
-------------------------------------------------------



                             AMENDMENT NUMBER 1 OF 1

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

         Omitted.

    (3)  Exhibits:

      Annual Statements of Compliance, filed as Exhibit 99.1 hereto. Annual Servicing Reports, filed as Exhibit 99.2 hereto.


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


                         THE CHASE MANHATTAN BANK, not in its individual
                          capacity but solely as Trustee under the Agreement referred to herein


Date:  May 4, 1999     By:  /s/ Nina Velastegui
                              -----------------------------
                                 Nina Velastegui
                                 Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                Page

 99.1       Annual Statements of Compliance            6-10
 99.2       Annual Servicing Reports                   11-13

                                  EXHIBIT 99.1

                         ANNUAL STATEMENTS OF COMPLIANCE

First Union National Bank
NC1075
Structured Products Servicing
201 South College Street
Charlotte Plaza - Floor 23
Charlotte, North Carolina 28288-1075


                             OFFICER'S CERTIFICATE

     Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 11, 1998 by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, First Union National Bank as Master Servicer (the "Master Servicer"), Lennar Partners, Inc., as Special Servicer, and The Chase Manhattan Bank, as Trustee with respect to Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

     Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Timothy E. Steward, Vice Presidents of the Master Servicer, do hereby certify that:

  1. A review of the servicing operations of the Master Servicer during the period from November 24, 1998 and through December 31, 1998 and of performance under the Agreement during such period has been made under our supervision; and

  2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period November 24, 1998 through December 31, 1998; and

  3. To the best of our knowledge, each related sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects throughout the period November 24, 1998 through December 31, 1998; and

  4. The Master Servicer has received no notice regarding qualification, or challenging the status of any portion of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

     IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 26th day of March 1999.


    /s/ Timothy S. Ryan                     /s/ Timothy E. Steward
    ---------------------------             ---------------------------
    Timothy S. Ryan, Vice President         Timothy E. Steward, Vice President
    First Union National Bank               First Union National Bank

First Union National Bank
NC0121
Structured Products Servicing
Charlotte Plaza, Floor 23
301 South College Street
Charlotte, North Caroline 29288-0121
704 374-2487
Fax 704 383-9862




                        MANAGEMENT'S ASSERTION

     As of and for the year ended December 31, 1998, First Union National Bank's Commercial Loan Servicing Division (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for the minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same periods, the Bank had in effect fidelity bond and errors and omissions policies in the amount of $200 million and $20 million, respectively.

/s/ Timothy S. Ryan                      March 8, 1999
 -------------------------               -------------
 Timothy S. Ryan                         Date
 Vice President



/s/ John M. Church                       March 8, 1999
 -------------------------               -------------
 John M. Church                          Date
 Senior Vice President

                             CERTIFICATE OF OFFICER
                                       OF
                             LENNAR PARTNERS, INC.

                         Pooling and Servicing Agreement
         dated as of December 18, 1998, (the "Agreement"), by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, First Union
  National Bank, as Servicer, The Chase Manhattan Bank, as Trustee, and Lennar
                      Partners, Inc., as Special Servicer
                                 (CFSB 1998-C2)

The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the servicing operations of the Company during the period from November 24, 1998 through December 31, 1998 and the Company's performance under the Agreement has been made under my supervision; (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 1998; (iii) the Company has not appointed any sub-servicers or engaged in any sub-servicing agreements pursuant to which sub-servicers have any obligations to fulfill; and
(iv) the Company has received no notice regarding qualification, or challanging the status, of any REMIC for the above referenced Agreement as a REMIC from the IRC or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of 12th day of March, 1999.

/s/ Ronald E. Schrager
 ---------------------------
 Ronald E. Schrager
 Vice President
 Lennar Partners, Inc.

Lennar Partners
760 Northwest 107th Avenue, Suite 400
Miami, Florida  33172

February 12, 1999

The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, New York  10001
Attention:  Structured Finance Services (CMBS)

Re:  Annual Independent Public Accountant's Servicing Report
     CS First Boston Mortgage Securities Corp., 1998-C2
     Commercial Mortgage Pass-Through Certificates

To whom it may concern:

     As of and for the year ended December 31, 1998, Lennar Partners, Inc. has compiled in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
---------------------
Susan K. Chapman
Vice President

cc:  Credit Suisse First Boston Mortgage Securities Corp
     Eleven Madison Avenue
     New York, New York  10010
     Attention:  Allan J. Baum
     cc: Colleen Graham, Esq., Compliance Department

cc:  Moody's Investor Services, Inc.
     99 Church Street
     New York, New York  10007
     Attention:  Commercial Mortgage Surveillance Group

cc:  Fitch IBCA, Inc.
     One State Street Plaza
     New York, New York  10004
     Attention:  Commercial Mortgage Monitoring Group

                                 EXHIBIT 99.2

                            ANNUAL SERVICING REPORTS

KPMG
SUITE 2800
TWO FIRST UNION CENTER
CHARLOTTE, NC  28262-8290


                        Independent Accountants' Report



The Board of Directors
First Union National Bank:

     We have examined management's assertion about First Union National Bank's Commercial Loan Servicing Division's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the applicable minimum servicing standards.

     In our opinion, management's assertion that the Bank complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.

/s/ KPMG LLP
-------------------------
KPMG LLP
March 8, 1999

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Blvd
Miami, Florida  33131-2310


INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
 Lennar Partners, Inc.:

     We have examined management's assertion about Lennar Partners, Inc.'s (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the appliable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examiniation provides a reasonable basis for our opinion. Our examiniation does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
February 12, 1999